Form 10-Q
period 2012-08-31
KOLASCO CORP
filed 2012-12-13
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-180459

KOLASCO CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	EIN 33-1221962 (IRS Employer Identification Number)

 1005-63 Callowhill Dr, Toronto

Ontario, M9R 3L6

Canada.

Tel: (416) 249-0434

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2012
Common Stock: $0.001	3,600,000

2 | Page

3 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	August 31, 2012 (Unaudited)	November 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,199	$ 21,414

Total Current Assets	7,199	21,414

PROPERTY AND EQUIPMENT, NET	768	1,025

TOTAL ASSETS	$ 7,967	$ 22,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Related party payables	$ 973	973

Total Current Liabilities	973	973

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,600,000 shares issued and outstanding	3,600	3,600
Additional paid in capital	18,400	18,400
Deficit accumulated during the development stage	(15,006)	(534)

Total Stockholders’ Equity	6,994	21,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,967	$ 22,439

The accompanying notes are an integral part of these condensed financial statements

4 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the Nine Months Ended August 31, 2012	For the Nine Months Ended August 31, 2011	From Inception on December 28, 2010 to August 31, 2012

REVENUES	$ -	$ -	$ -	$ -	$ 800

OPERATING EXPENSES
Depreciation expense	85	-	257	-	257
Professional fees	8,169	-	13,550	-	13,550
General and administrative expenses	51	307	665	1,093	1,999
Total Operating Expense	8,305	307	14,472	1,093	15,806

LOSS FROM OPERATIONS	(8,305)	(307)	(14,472)	(1,093)	(15,006)

INCOME TAX EXPENSE	-	-			0

NET LOSS	$ (8,305)	$ (307)	(14,472)	(1,093)	$ (15,006)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ -	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,600,000	-	3,600,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended August 31, 2012	For the Nine Months Ended August 31, 2011	From Inception on December 28, 2010 Through August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,472)	$ (1,093)	$ (15,006)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	257	-	257
Net Cash Used in Operating Activities	(14,215)	(1,093)	(14,749)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-
Purchase of property and equipment	-	-	(1,025)
Accumulated Depreciation	-	-	-
Net Cash Used in Investing Activities	-	-	(1,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	973	973
Common stock issued for cash	-	15,600	22,000
Net Cash Provided by Financing Activities	-	16,573	22,973

NET INCREASE (DECREASE) IN CASH	(14,215)	15,480	7,199
CASH AT BEGINNING PF PERIOD	21,414		-
CASH AT END OF PERIOD	$ 7,199	15,480	$ 7,199

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest paid	$ 0	-	$ 0
Income taxes paid	$ 0	-	$ 0

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kolasco Corp. (the "Company" or “Kolasco”) was incorporated under the laws of the State of Nevada on December 28, 2010.  We are a development stage company. We are in the business of translation as well as interpretation. The company meets challenge of most demanding translation/interpretation project for various fields from business, economics, to science issues. All operating projects are customer tailored with four working languages: English, Spanish, Russian, and Ukrainian.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 audited financial statements.  The results of operations for the periods ended August 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had $800 revenues as of November 30, 2011.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it August be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

F-4

7 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,414 of cash as of November 30, 2011 and $7,199 of cash as of August 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company did not recognize any revenue as of August 31, 2012.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2012.

Recent Accounting Pronouncements

Kolasco Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

F-5

8 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Jobs Act Provisions

We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements August not be comparable to companies that comply with public company effective dates.

NOTE 5 – RELATED PARTY PAYABLES

During the fiscal year ended November 30, 2011, a shareholder loaned $973 to fund Company operations.  No additional funds were loaned to the Company during the nine months ended August 31, 2012, leaving an ending balance in related party payables of $973.  The loan is unsecured, non-interest bearing and is due on demand.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  As of August 31, 2012 and November 30, 2011, there were 3,600,000 shares of common stock issued and outstanding.

During the fiscal year end November 30, 2011, the Company issued 3,600,000 shares of common stock at an average of $0.006 per share for total cash proceeds of $22,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2012 through to November 30, 2012, the date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our business

We are a development stage company and are in the business of translation and interpretation. The company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with four working languages: English, Spanish, Russian, and Ukrainian.

In our translation projects we utilize Human Translation and Machine Translation—computer software translation. Our Machine Translation is performed by special computer translation software: MT PROMT SYSTEM. Our Machine Translation analyzes sentences based on the grammar rules of the language and translates the words and phrases in the context of the original document.

Because the Machine Translation is not perfect we supplement it with Human Translation to increase the level of accuracy and reader comprehension.

In our interpretation projects we offer services of simultaneous interpretation in such fields as tourism, business, trials, conferences, marketing, and classroom settings.

Our revenue is earned by charging a fee for our services. We may also receive commissions from other translation/interpretation companies to which we will refer our potential clients. We are currently developing a website (www.kolasco.com) which will include our contact info, pricing and detailed description of our services. The website will allow our clients to review our services and place translation or interpretation orders online. To date, we have developed our business plan, purchased a translation program, registered a domain name for our new website and completed a translation project for our first client.

Contract for Translation Services

We have executed a Contract for Translation Services with Eastern European Company Apikosmetic Ltd. based in Kiev, Ukraine (www.apic.com.ua). This company is in Cosmetic product distributor and is in a process of expanding its target market to Europe and North America. Under the terms of the agreement we will provide Apikosmetic with translation and interpretation service from Ukrainian and Russian into English and vice versa.  Other material terms of the agreement are as follows:

1. Client shall pay translator at the rate of $ 0.15 USD per word for translation plus $ 35 USD per hour for revision.

2. Payment is due within 30 days since invoice issue date.

3. The source and target language materials do not become the property of the translator, but the translator has the right     to retain file copies of the materials upon completion of the work.

4. All knowledge and information acquired during the term of this Contract with respect to the business and products of the client will be treated by translator as confidential until and unless stipulated by client.

5. This contract can be modified orally or in writing by agreement of both parties.

6. Either party may terminate this contract by giving a 30 days notice in writing.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

10 | Page

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended August 31, 2012

Our net loss for the three months period ended August 31, 2012 was $8,305.  During the three and nine month periods ended August 31, 2012 we have not generated any revenue.

During the three month period ended August 31, 2012, our operating expenses were general and administrative expenses $51, professional fees of $8,169, and depreciation expense was $85. The weighted average number of shares outstanding was 3,600,000 for the three months period ended August 31, 2012.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2012

As at August 31, 2012, our total assets were $7,967 compared to $22,439 in total assets at November 30, 2011. Total assets were comprised of $7,199 in cash and property and equipment of $768. As at August 31, 2012, our current liabilities were $973. Stockholders’ equity was $ 6,994 as of August 31, 2012 compare to stockholders' equity of $21,466 as of November 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended August 31, 2012, net cash flows used in operating activities was $(14,215). For the period from inception (December 28, 2010) to August 31, 2012, net cash flows from operating activities was $14,215.

Cash Flows from Investing Activities

For the nine months period ended August 31, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2012, the Company have not generated any cash flow. For the period from inception (December 28, 2010) to August 31, 2012, net cash provided by financing activities was $22,973 received from proceeds from issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements.

11 | Page

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our November 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

13 | Page

Kolasco Corp.
Dated: November 30, 2012	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

14 | Page