Form 10-K
period 2012-11-30
KOLASCO CORP
filed 2013-03-14
CIK 1542261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-170091

KOLASCO CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 33-1221962 (IRS Employer Identification Number)

1005-63 Callowhill Dr,

Toronto, ON, M9R 3L6

Canada.

416-249-0434

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of November 30, 2012, the registrant had 7,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 30, 2012.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on December 28, 2010. We are in the business of translation and interpretation. The company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with four working languages: English, Spanish, Russian, and Ukrainian.

In our translation projects we utilize Human Translation and Machine Translation—computer software translation. Our Machine Translation is performed by special computer translation software: MT PROMT SYSTEM. Our Machine Translation analyzes sentences based on the grammar rules of the language and translates the words and phrases in the context of the original document. We have generated $800 in revenue from operations to date. We have executed an agreement with "Apikosmetic Ltd", developed our business plan and we have purchased MT PROMT SYSTEM PR90PROFEGIGBS 9.0 software. Since inception through November 30, 2012, the Company has accumulated losses of $17,443.

Products/Services

We offer our clients translation and interpretation services in various fields, such as business, economics, marketing, advertising and science issues.  Initially, we will concentrate our services in the following four languages:

Supported Languages:

English to Spanish : Spanish to English

English to Russian : Russian to English

English to Ukrainian : Ukrainian to English

Spanish to Russian: Russian to Spanish

Spanish to Ukrainian: Ukrainian to Spanish

Ukrainian to Russian: Russian to Ukrainian

However, if we are presented with a job outside of our language expertise, we plan to outsource it to other translation experts. We have not  yet entered in negotiations, executed written agreements, and have not secured these relationships

As our business expands we are going to add the following languages to our “in-house services”:

English to Italian : Italian to English

English to Portuguese : Portuguese to English

English to German : German to English

English to France : France to English

English to Japanese : Japanese to English

English to Simplified Chinese

English to Traditional Chinese

Translation.

In our translation projects we combine Human Translation and Machine Translation.

Human translation will be done initially by our director, Mr. Ogir. As our business expands, we plan to hire additional translation experts. They will be selected based on their knowledge of multiple languages as well as their experience in the translation industry.

-

For machine translation we have purchased and will use MT PROMT SYSTEM PR90PROFEGIGBS 9.0 software

PROMT (www.prompt.com) is a provider of automated translation software, with offices in US, Germany and Russia.

Most programs that claim to provide "Machine Translation" are really just performing a word-by-word dictionary lookup and replacement. On the other hand, PROMPT software, according to their website (www.prompt.com), analyzes sentences based on the grammar rules and translates the words and phrases in the context of the original document.

PROMPT has a high level of accuracy and reader comprehension, however, it is not perfect since computers don't yet possess "life knowledge". For example, a computer doesn't know that: "dusting" a field means putting dust on it, while "dusting" a table means taking dust off of it. In a language other than English, the translation for "drive" is probably different depending on whether one is driving a golf ball or a car, and a computer can easily get it wrong. This is why we are backing up mashine translation by custom tailored human translatin. Human Translation service - or a Human-Edited translation service – is more desirable when accuracy and quality is important.

Machine Translation is instant and is therefore ideal for many purposes where human translation is not available.  Machine Translation is used for rapid, draft-quality translations that provide individuals and professionals with the "gist" of foreign language documents such as 2-way email, web pages and correspondence. A "gisted" translation allows readers to understand the meaning of the original document and determine its relevance to themselves or their business.

2-way Email Translation

Many email translation solutions are often restricted to one-way communication.  We are going to act as the translation engine, through which our client emails passes on the way to and from oversea's correspondents.

Interpretation.

We provide the facilitation of dialogue between parties using different languages – interpretation for events such as conferences, workshops, courses and business meetings.  Our service includes Representative Call, Live Interpretation Call and On-Site Interpretation.

Representative Call

Prior to “Representative Call”, our client will leave his/her message in language which has to be translated. We will then translate the message and make the call on behalf of our client in desired language. The client will be contacted immediately after the conclusion of the call with the results of the conversation.

Live Interpretation Call

During Live Interpretation, we will assist during a telephone call of our client and another party. Our interpreter will listen and simultaneously translate the dialogue of each party.

On-Site Interpretation Services

We provide on-site interpretation services for any of the following situations:

Business negotiations

Depositions

Trials

Conferences

Teleconferences

Classroom settings

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of November 30, 2012, no shares of our common stock have traded.

Number of Holders

As of November 30, 2012, the 3,600,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2011 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED NOVEMBER 30, 2011 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2012.

Our net loss for the fiscal year ended November 30 2012 was $17,443 compared to a net loss of $534 during the fiscal year ended November 30, 2011. During fiscal year ended November 30, 2012, the Company has not generated any revenue.

During the fiscal year ended November 30, 2012, we incurred general and administrative expenses of $16,909 compared to general and administrative expenses of $534 incurred during fiscal year ended November 30, 2011.

Expenses incurred during the fiscal year ended November 30, 2012 compared to fiscal year ended November 30, 2011 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 3,600,000 for the fiscal year ended November 30, 2012 compared to 2,551,111for the period from December 28, 2010 to November 30, 2011.

Expenses incurred during fiscal year ended November 30, 2012 compared to fiscal year ended November 30, 2011 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2012

As of November 30, 2012, our total assets were $5,530 comprised of cash of $4,930 and furniture and equipment of $600 and our total liabilities were $973 comprised of notes payable to related parties.

As of November 30, 2011, our total assets were $22,439 comprised of cash and cash equivalents of $21,414 and furniture and equipment of $1,025. Stockholders’ equity decreased from $21,466 as of November 30, 2011 to $4,557 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2012, net cash flows used in operating activities was $16,484 consisting of a net loss of $16,909 and depreciation of $425. For the fiscal year ended November 30, 2011, net cash flows used in operating activities were $534. Net cash flows used in operating activities was $17,018 for the period from inception December 28, 2010 to November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2012, net cash from financing activities was $0.  For the fiscal year ended November 30, 2011, net cash from financing activities was $22,973 consisting of $22,000 of proceeds received from issuances of common stock and $973 in loan from a director. For the period from inception (December 28, 2010) to November 30, 2012, net cash provided by financing activities was $22,973 consisting of $22,000 of proceeds received from issuances of common stock and $973 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2012 and November 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

 Report of Independent  Registered  Public Accounting Firm

F-0

Report of Independent  Registered Public Accounting Firm

F-1

Balance Sheets as of November 30, 2012 and 2011

F-2

Statements of Operations for the Year Ended November 30, 2012 and for the periods from

F-3

December 28, 2010 (Inception) to November 30, 2011 and 2012

Statement of Stockholder’s Equity for the period from Inception on December 28, 2010 to November 30, 2012

F-4

Statements of Cash Flows for the Year Ended November 30, 2012 and for the periods from

December 28, 2010 (Inception) to November 30, 2011 and 2012

F-5

Notes to the Financial Statements

     F-6-F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Kolasco Corp.

We have audited the accompanying balance sheet of Kolasco Corp. as of  November 30, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2012 and for the period December 28, 2010 (inception) through November 30, 2012. Kolasco Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Kolasco Corp. as of November 30, 2011 were audited by other auditors whose report dated February 27, 2012, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolasco Corp. as of November 30, 2012, and the results of its operations and its cash flows for year ended and the period December 28, 2010 (inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $17,443 as of November 30, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Schaumburg, Illinois
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kolasco Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Kolasco Corp. as of November 30, 2011, and the related statement of operations, stockholders’ deficit and cash flows from inception on December 1, 2010 through November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kolasco Corp. as of November 30, 2011, and the results of operations and cash flows from inception on December 1, 2010 through November 30, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $534 as of November 30, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 27, 2012

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2012 AND 2011

ASSETS	November 2012	November 2011
Current Assets
Cash	$ 4,930	$ 21,414
Total Current Assets	$ 4,930	$ 21,414

Fixed Assets, net of accumulated depreciation
Of $425 and $0, respectively	$ 600	$ 1,025
Total Net Current Assets	$ 600	$ 1,025

Total Assets	$ 5,530	$ 22,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Notes Payable - Related Party	$ 973	$ 973
Total Liabilities	$ 973	$ 973

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,600,000 shares issued and outstanding	3,600	3,600
Additional paid in capital	18,400	18,400
Deficit accumulated during the development stage	(17,443)	(534)
Total Stockholders’ Equity	4,557	21,466

Total Liabilities and Stockholders’ Equity	$ 5,530	$ 22,439

See accompanying notes to financial statements.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS YEAR ENDED NOVEMBER 30, 2012, AND FROM DECEMBER 28, 2010 (INCEPTION) THROUGH NOVEMBER 30, 2011 AND 2012

	Year ended November 30, 2012	Period from December 28, 2010 (Inception) to November 30, 2011	Period from December 28, 2010 (Inception) to November 30, 2012

REVENUES	$ 0	$ 800	$ 800

OPERATING EXPENSES
General and administrative expenses	16,909	1,334	18,243
TOTAL OPERATING EXPENSES	16,909	1,334	18,243

LOSS FROM OPERATIONS	(16,909)	(534)	(17,443)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (16,909)	$ (534)	$ (17,443)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,600,000	2,551,111

See accompanying notes to financial statements.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS FROM DECEMBER 28, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, December 28, 2010	-	$ -	$ -	$ -	$ -

Founders' shares issued for cash	2,000,000	2,000	-	-	2,000

Common stock issued for cash	1,600,000	1,600	18,400	-	20,000

Net loss for the year ended November 30, 2011	-	-	-	(534)	(534)

Balance, November 30, 2011	3,600,000	$ 3,600	$ 18,400	$ (534)	$ 21,466

Net loss for the year ended November 30, 2012	-	-	-	(16,909)	(16,909)
Balance, November 30, 2012	3,600,000	$3,600	$ 18,400	$ (17,443)	$ 4,557

See accompanying notes to financial statements.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS YEAR ENDED NOVEMBER 30, 2012, AND DECEMBER 28 (INCEPTION) THROUGH NOVEMBER 30, 2011 AND 2012

	Year ended November 30, 2012	Period from December 28, 2010 (Inception) to November 30, 2011	Period from December 28, 2010 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,909)	$ (534)	$ (17,443)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	425		425
Changes in assets and liabilities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
Cash flows used in operating activities	(16,484)	(534)	(17,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	(1,025)	(1,025)
Net Cash Used in Investing Activities	-	(1,025)	(1,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	22,000	22,000
Proceeds from notes payable - related party	-	973	973
Net Cash Provided by Financing Activities	-	22,973	22,973

Net Increase (Decrease) in Cash	(16,484)	21,414	4,930
Cash, beginning of period	21,414	0	0

CASH, END OF PERIOD	$ 4,930	$ 21,414	$ 4,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kolasco Corp. (the "Company" or “Kolasco”) was incorporated under the laws of the State of Nevada on December 28, 2010.  The Company performs translation and interpretation services for clients from various fields ranging from business, economics, and science fields. All operating projects are tailored to the customer, within four working languages: English, Spanish, Russian, and Ukrainian.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies under ASC 915. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,930 and $21,414 of cash as of November 30, 2012 and 2011, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation.  Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Assets	Estimated Useful Life
Software	3 Years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of November 30, 2012 and 2011, management does not believe any of the Company’s long-lived assets were impaired.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company’s financial instruments consist of cash and cash equivalents and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 and 2011 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of November 30, 2012 and 2011.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared assuming it will continue as a going concern.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing mergers with existing operating companies.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The loan is unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $973 as of November 30, 2012 and 2011.

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 3,600,000 shares of common stock issued and outstanding as of November 30, 2012.

On April 20, 2011, the Company issued 2,000,000 shares of common stock to the Company’s founder for cash proceeds of $2,000 at $0.001 per share.

On August 20, 2011, the Company issued 1,200,000 shares of common stock for cash proceeds of $12,000 at $0.01 per share.

On November 30, 2011, the Company issued 400,000 shares of common stock for cash proceeds of $8,000 at $0.02 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of approximately $17,443 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 5,931	$ 181
Less: valuation allowance	(5,931)	(181)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,931	$ 181
Less: valuation allowance	$ 5,931	(181)
Net deferred tax asset	$ 0	$ 0

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,443 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 30, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mykola Ogir 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada	58	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer
Oksana Oleksenko	34	Treasurer
1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada

Biographical Information and Background of officer and director

Since the very inception on December  28, 2010, Mykola Ogir. has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer. Mr. Ogir resigned as our Treasurer on July 23, 2012.  He was chosen for this position in part because of his multilingual work experience. His previous practical work and background were closely connected with provision of translation and interpretation services.

Since 2006 to present Mr. Ogir has been working for Canadian Immigration Holding Centre as immigration security officer.  His duties include escorting and attending detainees and interpretations for courts, refugees, and police emergency needs.

From 2004 to 2006 Mr. Ogir worked in capacity of translator and/or interpreter in Toronto - located Domar and Tours Ltd., preparing papers, developing contacts and tours for Spanish, Polish, Ukrainian, Russian, Italian, Portuguese speaking communities.

Mr. Ogir is Ukrainian and Russian native speaker and holds Bachelor's and Master's degree in foreign languages. In 1977 he graduated from permanent guide-interpreters courses under the Council Of Ministers of the USSR on Spanish and English Programs. In 1981 he graduated from People's University of Technical Progress in Kiev, Ukraine. Faculty: Scientific and Technical Translation.

Department: English, Spanish, Russian and Ukrainian Translation.

Effective July 23, 2012, Mykola Ogir resigned as treasurer of the Company. As such, we have appointed Oksana Oleksenko as treasurer to the Company.

In 2000 Oksana Oleksenko graduated with Bachelor’s degree from Topographical Collage, Kiev, Ukraine and in 2005 she graduated with Master’s degree from University of Management and Information, Kiev, Ukraine.

From 2005 to present she has been working as an Engineer to Maksimus Construction Inc in Kiev, Ukraine.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer, Oksana Oleksenko, and a sole director, Mykola Ogir; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on December 28, 2010 until November 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Mykola Ogir	2011	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0
Oksana Oleksenko	2011	0	0	0	0	0	0	0	0
Treasurer	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of November 30, 2012, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mykola Ogir 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada Oksana Oleksenko 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada	2,000,000 shares of common stock (director) 80,000 shares of common stock (executive officer)	55,6% 2,2%

The percent of class is based on 3,600,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30 2012, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended November 30, 2011, February 28, 2012, and May 31, 2012.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOLASCO CORP.
Dated: March 11, 2013	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer