Form 10-Q
period 2013-02-28
KOLASCO CORP
filed 2013-04-12
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

(416) 249 0434

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2013
Common Stock: $0.001	3,600,000

2 | Page

3 | Page

KOLASCO CORP.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	February 28,	November 30,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$3,663	$4,930

Total Current Assets	3,663	4,930

PROPERTY AND EQUIPMENT, NET	515	600

TOTAL ASSETS	$4,178	$5,530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payables	$19,913	973

Total Current Liabilities	19,913	973

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares
authorized, 3,600,000 shares issued and outstanding	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit Accumulated during the Development Stage	(37,735)	(17,443)

Total Stockholders' Equity (Deficit)	(15,735)	4,557

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,178	5,530

The accompanying notes are an integral part of these financial statements.

4 | Page

KOLASCO CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Three	on December 28,
	Months Ended	Months Ended	2010 Through
	February 28,	February 29,	February 28,
	2013	2012	2013

REVENUES	$-	-	800

OPERATING EXPENSES

Depreciation expense	$85	85	510
Professional fees	$19,800	2,500	35,472
General and administrative	$407	244	2,553

Total Operating Expenses	$20,292	2,829	38,535

LOSS FROM OPERATIONS	(20,292)	(2,829)	(37,735)

OTHER EXPENSES

INCOME TAX EXPENSE	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(20,292)	(2,829)	(37,735)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements.

5 | Page

KOLASCO CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three	For the Three	on December 28,
	Months Ended	Months Ended	2010 Through
	February 28,	February 29,	February 28,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,292)	(2,829)	(37,735)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	85	85	510

Net Cash (Used in) Operating Activities	(20,207)	(2,744)	(37,225)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,025)
Net Cash (Used in) Investing Activities	-	-	(1,025)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	18,940	-	19,913
Common stock issued for cash	-	-	22,000

Net Cash Provided by Financing Activities	18,940	-	41,913

NET INCREASE (DECREASE) IN CASH	(1,267)	(2,744)	3,663
CASH AT BEGINNING OF PERIOD	4,930	21,414	-

CASH AT END OF PERIOD	$3,663	18,670	3,663

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-		-
Income Taxes	$-		-

The accompanying notes are an integral part of these financial statements.

6 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kolasco Corp. (the "Company" or “Kolasco”) was incorporated under the laws of the State of Nevada on December 28, 2010.  We are a development stage company. We are in the business of translation as well as interpretation. The company meets challenges of the most demanding translation/interpretation project for various fields from business, economics, to science issues. All operating projects are customer tailored with four working languages: English, Spanish, Russian, and Ukrainian.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 audited financial statements.  The results of operations for the periods ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $800 revenues as of November 30, 2011.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,663 of cash as of February 28, 2013 and $4,930 as of November 30, 2012.

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2013.

Recent Accounting Pronouncements

Kolasco Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Jobs Act Provisions

We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to February 28, 2013, a shareholder loaned $19,913 to fund Company operations.  No additional funds were loaned to the Company during the period ended February 28, 2013, leaving an ending balance in related party payables of $19,913.  The loan is unsecured, non-interest bearing and is due on demand.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  As of February 28, 2013 and November 30, 2012, there were 3,600,000 shares of common stock issued and outstanding.

During the fiscal year end November 30, 2011, the Company issued 3,600,000 shares of common stock at an average of $0.006 per share for total cash proceeds of $22,000.

8 | Page

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2013 through the date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We are a development stage company. We were incorporated in the State of Nevada on December 28, 2010. We are in the business of translation and interpretation. The company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with four working languages: English, Spanish, Russian, and Ukrainian.

In our translation projects, we utilize Human Translation and Machine Translation—computer software translation. Our Machine Translation is performed by special computer translation software: MT PROMT SYSTEM. Our Machine Translation analyzes sentences based on the grammar rules of the language and translates the words and phrases in the context of the original document.

Our revenue is earned by charging a fee for our services. We may also receive commissions from other translation/interpretation companies to which we will refer our potential clients.

Our principal executive office is located at 1005-63 Callowhill Dr., Toronto, ON, M9R 3L6. Canada. Our telephone number is (416) 249-0334, and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on December 28, 2010. Our fiscal year end is November 30.

PRODUCT

Products/Services

We offer our clients translation and interpretation services in various fields, such as business, economics, marketing, advertising and science issues.  Initially, we will concentrate our services in the following four languages:

Supported Languages:

English to Spanish: Spanish to English

English to Russian: Russian to English

English to Ukrainian: Ukrainian to English

Spanish to Russian: Russian to Spanish

Spanish to Ukrainian: Ukrainian to Spanish

Ukrainian to Russian: Russian to Ukrainian

9 | Page

However, if we are presented with a job outside of our language expertise, we plan to outsource it to other translation experts. We have not yet entered in negotiations, executed written agreements, and have not secured these relationships

As our business expands, we are going to add the following languages to our “in-house services”:

English to Italian : Italian to English

English to Portuguese : Portuguese to English

English to German : German to English

English to France : France to English

English to Japanese : Japanese to English

English to Simplified Chinese

English to Traditional Chinese

Translation

In our translation projects, we combine Human Translation and Machine Translation.

Human translation will be done initially by our director, Mr. Ogir. As our business expands, we plan to hire additional translation experts. They will be selected based on their knowledge of multiple languages as well as their experience in the translation industry.

For machine translation we have purchased and will use MT PROMT SYSTEM PR90PROFEGIGBS 9.0 software.  PROMT (www.prompt.com) is a provider of automated translation software, with offices in the US, Germany and Russia.

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

2-way Email Translation

Many email translation solutions are often restricted to one-way communication.  We are going to act as the translation engine, through which our client emails pass on the way to and from oversea's correspondents.

Interpretation

We provide the facilitation of dialogue between parties using different languages – interpretation for events such as conferences, workshops, courses and business meetings.  Our service includes Representative Call, Live Interpretation Call, and On-Site Interpretation.

Representative Call

Prior to “Representative Call”, our client will leave his/her message in the language which has to be translated. We will then translate the message and make the call on behalf of our client in the desired language. The client will be contacted immediately after the conclusion of the call with the results of the conversation.

Live Interpretation Call

10 | Page

During Live Interpretation, we will assist during a telephone call between our client and another party. Our interpreter will listen and simultaneously translate the dialogue of each party.

On-Site Interpretation Services

We provide on-site interpretation services for any of the following situations:

Business negotiations

Depositions

Trials

Conferences

Teleconferences

Classroom settings

Marketing Our Services

Our plan in the next 12 months is to conclude referral agreements with various tourist organizations and travel agencies in order to market our services to their clients. We have not yet entered in negotiations, executed written agreements, and have not secured these relationships. We have started to research and collect information about these companies.

We also plan to advertise our services in travel brochures and newspapers as well as by sending out regular e-letters and special promotions to our new and existing clients.

Contract for Translation Services

We have executed a Contract for Translation Services with Eastern European Company Apikosmetic Ltd. based in Kiev, Ukraine (www.apic.com.ua/ ). This company is a Cosmetic product distributor and is in the process of expanding its target market to Europe and North America. Under the terms of the agreement, we will provide Apikosmetic with translation and interpretation service from Ukrainian and Russian into English and vice versa.  Other material terms of the agreement are as follows:

a. Client shall pay translator at the rate of $0.15 USD per word for translation plus $35 USD per hour for revision.
Payment is due within 30 days since invoice issue date.
b. The source and target language materials do not become the property of the translator, but the translator has the right to retain file copies of the materials upon completion of the work.

c.

All knowledge and information acquired during the term of this Contract   with respect to the business and products of the client will be treated by translator as confidential until and unless stipulated by client.

d. This contract can be modified orally or in writing by agreement of both parties. e. Either party may terminate this contract by giving a 30 days' notice in writing.

Website Marketing Strategy

We plan to develop a website to market and display our services. To accomplish this, we plan to contract with an independent web designing company. Our website will describe our services in detail, show our contact information, and include some general information and description of our services.

We intend to promote our website by displaying it on our business cards. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines and advertising on related websites.

Revenue

The company's revenue comes from fees we charge our clients for translation/interpretation services. We charge our clients translation fee at rate of $ 0.15 USD per word for translation plus $35.00 USD per hour for revision for Human translation. The fee for Machine translation will vary from $0.01 to $0.1 per word depending on source content plus $35 per hour for revision if apply.

11 | Page

Representative Calls and Live Interpretations have a base rate of $1.50 per minute plus country surcharge per minute. Examples: an interpretation call from Europe to US would cost $1.50 per minute basic + $0.30 per minute surcharge = $1.80 per minute total; a call between Canada and Argentina would cost $1.50 per minute basic + $0.50 per minute surcharge = $2.00 per minute total.

We may also receive commission from other translation/interpretation companies to which we will refer our clients. The commission may range from 10% to 15% of the total amount paid by our clients.

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

Three Months Period Ended February 28, 2013 and February 29, 2012

Our net loss for the three months period ended February 28, 2013 was $20,292 compared to $2,829 for the three months ended February 29, 2012.  During the three  month periods ended February 28, 2013 and February 29, 2012 we did not generated any revenues.

During the three month period ended February 28, 2013, our operating expenses were general and administrative expenses of $407, professional fees of $19,800, and depreciation expense of $85. The weighted average number of shares outstanding was 3,600,000 for the three months period ended February 28, 2013.  During the three month period ended February 29, 2012, our operating expenses were general and administrative expenses of $244, professional fees of $2,500 and depreciation expense of $85.

Liquidity and Capital Resources

Three Month Period Ended February 28, 2013

As of February 28, 2013, our total assets were $4,178 compared to $5,530 at November 30, 2012. Total assets were comprised of $3,663 in cash and property and equipment of $515. As of February 28, 2013, our current liabilities were $19,913. Our stockholders’ deficit was $ (15,735) as of February 28, 2013 compared to stockholders' equity of $ 4,557 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended February 28, 2013, net cash flows used in operating activities was $20,207. For the period from inception (December 28, 2010) to February 28, 2013, net cash flows from operating activities was $37,225.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended February 28, 2013, net cash provided by financing activities was $18,940. For the period from inception (December 28, 2010) to February 28, 2013, net cash provided by financing activities was $41,913 received from proceeds from issuance of common stock.

12 | Page

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

Going Concern

The independent registered public accounting firm’s audit opinion accompanying our November 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

Kolasco Corp.
Dated: April 12, 2013	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

14 | Page

15 | Page