Form 10-Q
period 2013-05-31
KOLASCO CORP
filed 2013-07-18
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2013
Common Stock: $0.001	3,600,000

2 | Page

3 | Page

KOLASCO CORP.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	May 31,	November 30,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$1,192	$4,930

Total Current Assets	$1,192	$4,930

PROPERTY AND EQUIPMENT, NET	430	600

TOTAL ASSETS	$1,622	$5,530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payables	$19,913	$973

Total Current Liabilities	19,913	973

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares
authorized, 3,600,000 shares issued and outstanding	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit Accumulated during the Development Stage	(40,292)	(17,443)

Total Stockholders' Equity (Deficit)	(18,291)	4,557

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,622	$5,530

The accompanying notes are an integral part of these financial statements.

4 | Page

KOLASCO CORP.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on December 28,
	Months Ended	Months Ended	Months Ended	Months Ended	2010 Through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-		$800

OPERATING EXPENSES

Depreciation expense	85	85	170	170		595
Professional fees	2,423	2,881	22,223	5,381		37,895
General and administrative	46	370	456	614		2,602

Total Operating Expenses	2,554	3,336	22,849	6,165	-	41,091

LOSS FROM OPERATIONS	(2,554)	(3,336)	(22,849)	(6,165)		(40,291)

OTHER EXPENSES

INCOME TAX EXPENSE	-	-	-	-		-

Total Other Expenses	-	-	-	-		-

NET LOSS	$(2,554)	$(3,336)	$(22,849)	$(6,165)		$(40,291)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,600,000	3,600,000	3,600,000	3,600,000

5 | Page

KOLASCO CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

				From Inception
	For the Six	For the Six		on December 28,
	Months Ended	Months Ended		2010 Through
	May 31,	May 31,		May 31,
	2013	2012		2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,849)	$(6,165)	$	(40,291)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	170	170		596

Net Cash (Used in) Operating Activities	(22,679)	(5,995)		(39,696)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-		(1,025)
Net Cash (Used in) Investing Activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-		22,000
Proceeds from related party payables	18,940	-		19,913

Net Cash Provided by Financing Activities	18,940	-		41,913

NET INCREASE (DECREASE) IN CASH	(3,739)	5,995		1,192
CASH AT BEGINNING OF PERIOD	4,930	21,414		-

CASH AT END OF PERIOD	$1,192	$15,419	$	1,192

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$	-
Income Taxes	$-	$-	$	-

The accompanying notes are an integral part of these financial statements.

6 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2013 (UNAUDITED)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2012 audited financial statements.  The results of operations for the periods ended May 31, 2013 and May 31, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $800 revenues as ofMay 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

7 | Page

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,192 of cash as of May 31, 2013 and $4,930 as of November 30, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2013.

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

8 | Page

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to May 31, 2013, a shareholder loaned $19,913 to fund Company operations.  No additional funds were loaned to the Company during the period ended May 31, 2013, leaving an ending balance in related party payables of $19,913.  The loan is unsecured, non-interest bearing and is due on demand.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  As of May 31, 2013 and November 30, 2012, there were 3,600,000 shares of common stock issued and outstanding.

During the fiscal year end November 30, 2011, the Company issued 3,600,000 shares of common stock at an average of $0.006 per share for total cash proceeds of $22,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2013 through the date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

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

10 | Page

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
b. Payment is due within 30 days since invoice issue date.
c. The source and target language materials do not become the property of the translator, but the translator has the right to retain file copies of the materials upon completion of the work.

d.

All knowledge and information acquired during the term of this Contract   with respect to the business and products of the client will be treated by translator as confidential until and unless stipulated by client.

e. This contract can be modified orally or in writing by agreement of both parties. f. Either party may terminate this contract by giving a 30 days' notice in writing.

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

Three Months Period Ended May 31, 2013 and May 31, 2012

Our net loss for the three months period ended May 31, 2013 was $2,554 compared to $3,336 for the three months ended May 31, 2012.  During the three month periods ended May 31, 2013 and May 31, 2012 we did not generated any revenues.

During the three month period ended May 31, 2013, our operating expenses were general and administrative expenses of $46, professional fees of $2,423, and depreciation expense of $85. The weighted average number of shares outstanding was 3,600,000 for the three months period ended May 31, 2013.  During the three month period ended May 31, 2012, our operating expenses were general and administrative expenses of $370, professional fees of $2,881 and depreciation expense of $85.

Liquidity and Capital Resources

12 | Page

Three Month Period Ended May 31, 2013

As of May 31, 2013, our total assets were $1,622 compared to $5,530 at November 30, 2012. Total assets were in cash. As of May 31, 2013, our current liabilities were $19,913. Our stockholders’ deficit was $ (18,291) as of May 31, 2013 compared to stockholders' equity of $ 4,557 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended May 31, 2013, net cash flows used in operating activities was $22,679. For the period from inception (December 28, 2010) to May 31, 2013, net cash flows from operating activities was $39,696.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended May 31, 2013, net cash provided by financing activities was $18,940. For the period from inception (December 28, 2010) to May 31, 2013, net cash provided by financing activities was $41,913 received from proceeds from issuance of common stockand related party advances.

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

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

Kolasco Corp.
Dated: July 18, 2013	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

15 | Page

16 | Page