Form 10-Q
period 2013-08-31
KOLASCO CORP
filed 2013-10-15
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such repo

rts), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 14, 2013
Common Stock: $0.001	3,600,000

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET
ASSETS	August 31, 2013 (unaudited)	November 30, 2012

Current Assets
Cash	$2,820	4,930

Total Current Assets	2,820	4,930

Fixed Assets
Furniture and Equipment	1,025	1,025
Accumulated Depreciation	(680)	(425)
Total Fixed Assets	345	600

Total Assets	$3,165	5,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note Payable – related party	$22,888	973

Total Liabilities	22,888	973

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 3,600,000 shares issued and outstanding, respectively	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit accumulated during the development stage	(41,723)	(17,443)

Total Stockholders’ Equity (Deficit)	(19,723)	4,557

Total Liabilities and Stockholders’ Equity (Deficit)	$3,165	5,530

The accompanying notes are an integral part of these condensed financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from December 28, 2010 (inception) through
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013
Revenues	$-	$-	$-	$-	$800

Expenses
Depreciation expense	85	85	255	257	680
General and Administrative	40	51	171	665	2,642
Professional Fees	1,306	8,169	23,854	13,550	39,201

Total Expense	1,431	8,305	24,280	14,472	42,523

LOSS FROM OPERATIONS	(1,431)	(8,305)	(24,280)	(14,472)	(41,723)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,431)	(8,305)	(24,280)	(14,472)	(41,723)

Basic and diluted net loss per common share	$-	-	-	-	-

Weighted-average number of common shares outstanding	3,600,000	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these condensed financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended August 31, 2013	Nine Months Ended August 31, 2012	Period from December 28, 2010 (inception) to August 31, 2013
Cash flows from operating activities:
Net loss	$(24,280)	(14,472)	(41,723)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	255	257	680

Net cash used in operating activities	(24,025)	(14,215)	(41,043)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(1,025)

Net cash used in investing activities	-	-	(1,025)

Cash flows from financing activities:
Proceeds from related party payables	21,915	-	22,888
Common stock issued for cash	-	-	22,000

Net cash provided by financing activities	21,915	-	44,888

Net increase (decrease) in cash	(2,110)	(14,215)	2,820

Cash, beginning of the period	4,930	21,414	-
Cash, end of the period	$2,820	7,199	2,820

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2013 (UNAUDITED)

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

  NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2012 audited financial statements.  The results of operations for the period ended August 31, 2013 are not necessarily indicative of the operating results for the full years.

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

7 | Page

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,930 of cash as of November 30, 2012 and $2,820 of cash as of August 31, 2013.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company did not recognize any revenue as of August 31, 2013.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

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

8 | Page

private companies until those standards apply to private companies. As a result of this election, our financial statements August not be comparable to companies that comply with public company effective dates.

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to August 31, 2013, a shareholder loaned $22,888 to fund Company operations.  No additional funds were loaned to the Company during the period ended August 31, 2013, leaving an ending balance in related party payables of $22,888.  The loan is unsecured, non-interest bearing and is due on demand.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  As of August 31, 2013 and November 30, 2012, there were 3,600,000 shares of common stock issued and outstanding.

During the fiscal year end November 30, 2011, the Company issued 3,600,000 shares of common stock at an average of $0.006 per share for total cash proceeds of $22,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2013 through to date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

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

Supported Languages:

•

English to Spanish: Spanish to English

•

English to Russian: Russian to English

•

English to Ukrainian: Ukrainian to English

•

Spanish to Russian: Russian to Spanish

•

Spanish to Ukrainian: Ukrainian to Spanish

•

Ukrainian to Russian: Russian to Ukrainian

However, if we are presented with a job outside of our language expertise, we plan to outsource it to other translation experts. We have not yet entered in negotiations, executed written agreements, and have not secured these relationships

As our business expands, we are going to add the following languages to our “in-house services”:

•

English to Italian : Italian to English

•

English to Portuguese : Portuguese to English

•

English to German : German to English

•

English to France : France to English

•

English to Japanese : Japanese to English

•

English to Simplified Chinese

•

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

10 | Page

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

Three Months Period Ended August 31, 2013 and August 31, 2012

Our net loss for the three months period ended August 31, 2013 was $1,431 compared to $8,305 for the three months ended August 31, 2012.  During the three month periods ended August 31, 2013 and August 31, 2012 we did not generated any revenues.

During the three month period ended August 31, 2013, our operating expenses were general and administrative expenses of $40, professional fees of $1,306, and depreciation expense of $85. The weighted average number of shares outstanding was 3,600,000 for the three months period ended August 31, 2013.  During the three month period ended August 31, 2012, our operating expenses were general and administrative expenses of $51, professional fees of $8,169 and depreciation expense of $85.

Nine Months Period Ended August 31, 2013 and August 31, 2012

Our net loss for the nine months period ended August 31, 2013 was $24,280 compared to $14,472 for the nine months ended August 31, 2012.  During the nine month periods ended August 31, 2013 and August 31, 2012 we did not generated any revenues.

12 | Page

During the nine month period ended August 31, 2013, our operating expenses were general and administrative expenses of $171, professional fees of $23,854, and depreciation expense of $255. The weighted average number of shares outstanding was 3,600,000 for the nine months period ended August 31, 2013.  During the nine month period ended August 31, 2012, our operating expenses were general and administrative expenses of $665, professional fees of $13,550 and depreciation expense of $257.

Liquidity and Capital Resources

Nine Month Period Ended August 31, 2013

As of August 31, 2013, our total assets were $3,165 compared to $5,530 at November 30, 2012. Total assets were in cash. As of August 31, 2013, our current liabilities were $22,888. Our stockholders’ deficit was $ (19,723) as of August 31, 2013 compared to stockholders' equity of $ 4,557 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended August 31, 2013, net cash flows used in operating activities was $24,025. For the nine months period ended August 31, 2012, net cash flows used in operating activities was $14,215. For the period from inception (December 28, 2010) to August 31, 2013, net cash flows from operating activities was $41,043.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2013, net cash provided by financing activities was $21,915. For the period from inception (December 28, 2010) to August 31, 2013, net cash provided by financing activities was $44,888 received from proceeds from issuance of common stock and related party advances.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

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

Kolasco Corp.
Dated: October 15, 2013	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

15 | Page