Form 10-K
period 2013-11-30
KOLASCO CORP
filed 2014-03-03
CIK 1542261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

As of February 27, 2014, the registrant had 108,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 27, 2014.

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

In our translation projects we utilize Human Translation and Machine Translation—computer software translation. Our Machine Translation is performed by special computer translation software: MT PROMT SYSTEM. Our Machine Translation analyzes sentences based on the grammar rules of the language and translates the words and phrases in the context of the original document. We have generated $800 in revenue from operations to date. We have executed an agreement with "Apikosmetic Ltd", developed our business plan and we have purchased MT PROMT SYSTEM PR90PROFEGIGBS 9.0 software. Since inception through November 30, 2013, the Company has accumulated losses of $43,154.

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

PROMPT has a high level of accuracy and reader comprehension, however, it is not perfect since computers don't yet possess "life knowledge". For example, a computer doesn't know that: "dusting" a field means putting dust on it, while "dusting" a table means taking dust off of it. In a language other than English, the translation for "drive" is probably different depending on whether one is driving a golf ball or a car, and a computer can easily get it wrong. This is why we are backing up machine translation by custom tailored human translation. Human Translation service - or a Human-Edited translation service – is more desirable when accuracy and quality is important.

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

 As of November 30, 2013, no shares of our common stock have traded.

Number of Holders

As of November 30, 2013, the 108,000,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2012 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED NOVEMBER 30, 2012 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2013.

Our net loss for the fiscal year ended November 30 2013 was $25,711 compared to a net loss of $16,909 during the fiscal year ended November 30, 2012. During fiscal year ended November 30, 2013, the Company has not generated any revenue.

During the fiscal year ended November 30, 2013, we incurred general and administrative expenses of $25,711 compared to general and administrative expenses of $16,909 incurred during fiscal year ended November 30, 2012.

Expenses incurred during the fiscal year ended November 30, 2013 compared to fiscal year ended November 30, 2012 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 108,000,000 for the fiscal year ended November 30, 2013 compared to 108,000,000 for the fiscal year ended November 30, 2012.

Expenses incurred during fiscal year ended November 30, 2013 compared to fiscal year ended November 30, 2012 increased primarily due to the increased scale and scope of business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2013

As of November 30, 2013, our total assets were $6,734 comprised of cash of $6,474 and furniture and equipment of $260 and our total liabilities were $27,888 comprised of notes payable to related parties.

As of November 30, 2012, our total assets were $5,530 comprised of cash and cash equivalents of $4,930 and furniture and equipment of $600. Liabilities consisted of loans from director of $27,888 and 973 for the years ended November 30, 2013 and 2012, respectively. Stockholders’ equity decreased from $4,557 as of November 30, 2012 to ($21,154) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2013, net cash flows used in operating activities was ($25,371) consisting of a net loss of ($25,711) and depreciation of $340. For the fiscal year ended November 30, 2012, net cash flows used in operating activities was ($16,484) consisting of a net loss of ($16,909) and depreciation of $425.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2013, net cash from financing activities was $26,915 consisting of loan from a director.  For the fiscal year ended November 30, 2012, net cash from financing activities was $0.

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

GOING CONCERN

The independent auditors' report accompanying our November 30, 2013 and November 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

KOLASCO CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Kolasco Corp.

We have audited the accompanying balance sheet of Kolasco Corp. as of  November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2013 and 2012 and for the period December 28, 2010 (inception) through November 30, 2013. Kolasco Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolasco Corp. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for years ended November 30, 2013 and 2012 and the period December 28, 2010 (inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $43,154 as of November 30, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Schaumburg, Illinois
February 27, 2014

1660 Highway 100 South Suite 500

St. Louis Park, MN 55416

630.277.2330

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
ASSETS	November 30, 2013	November 30, 2012

Current Assets
Cash	$6,474	4,930

Total Current Assets	6,474	4,930

Fixed Assets
Furniture and Equipment	260	600
Total Fixed Assets	260	600

Total Assets	$6,734	5,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Notes Payable – Related Party	$27,888	973

Total Liabilities	27,888	973

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,000,000 shares issued and outstanding	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit accumulated during the development stage	(43,154)	(17,443)

Total Stockholders’ Equity (Deficit)	(21,154)	4,557

Total Liabilities and Stockholders’ Equity (Deficit)	$6,734	5,530

The accompanying notes are an integral part of these financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE PERIODS YEARD ENDED NOVEMBER 30, 2013 AND 2012 AND FROM DECEMBER 28, 2010 (INCEPTION) THROUGH NOVEMBER 30, 2013
	Year ended November 30, 2013	Year ended November 30, 2012	Period from December 28, 2010 (Inception) to November 30, 2013

REVENUES	$-	-	800

OPERATING EXPENSES
General and Administrative	25,711	16,909	43,954
TOTAL OPERATING EXPENSES	25,711	16,909	43,954

LOSS FROM OPERATIONS	(25,711)	(16,909)	(43,154)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(25,711)	(16,909)	(43,154)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	108,000,000	108,000,000

The accompanying notes are an integral part of these financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FROM DECEMBER 28, 2010 (INCEPTION) TO NOVEMBER 30, 2013
	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)

Inception, December 28, 2010	-	-	-	-	-

Founders’ shares issued for cash at $0.001 per share	60,000,000	2,000	-	-	2,000

Common stock issued for cash at $0.01 per share	48,000,000	1,600	18,400	-	20,000

Net loss for the period ended November 30, 2011	-	-	-	(534)	(534)

Balance November 30, 2011	108,000,00	3,6000	18,400	(534)	21,466

Net loss for the year ended November 30, 2012	-	-	-	(16,909)	(16,909)

Balance, November 30, 2012	108,000,00	3,600	18,400	(17,443)	4,557

Net loss for the year ended November 30, 2013	-	-	-	(25,711)	(25,711)

Balance, November 30, 2013	108,000,00	3,600	18,400	(43,154)	(21,154)

The accompanying notes are an integral part of these financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS YEAR ENDED NOVEMBER 30, 2013 AND 2012 AND FROM DECEMBER 28, 2010 (INCEPTION) THROUGH NOVEMBER 30, 2013
	Year ended November 30, 2013	Year ended November 30, 2012	Period from December 28, 2010 (inception) through November 30, 2013
Cash flows from operating activities:
Net loss	$(25,711)	(16,909)	(43,154)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	340	425	765
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash used in operating activities	(25,371)	(16,484)	(42,389)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(1,025)

Net cash used in investing activities	-	-	(1,025)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	22,000
Proceeds from notes payable – related party	26,915	-	27,888

Net cash provided by financing activities	26,915	-	49,888

Net increase (decrease) in cash	1,544	(16,484)	6,474

Cash, beginning of the period	4,930	21,414	-
Cash, end of the period	$6,474	4,930	6,474

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  The Company has elected a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,464 and $4,930 of cash as of November 30, 2013 and 2012, respectively.

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

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of November 30, 2013 and 2012, management does not believe any of the Company’s long-lived assets were impaired.

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

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2013 and 2012 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2013 and 2012.

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

Recent Accounting Pronouncements

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – NOTES PAYABLE - RELATED PARTY

The loan is unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $27,888 as of November 30, 2013 and $973 as of November 30, 2012.

NOTE 5 – COMMON STOCK

On April 20, 2011, the Company issued 2,000,000 shares (60,000,000 post split shares) of common stock to the Company’s founder for cash proceeds of $2,000 at $0.001 per share.

On August 20, 2011, the Company issued 1,200,000 shares (36,000,000 post split shares) of common stock for cash proceeds of $12,000 at $0.01 per share.

On November 30, 2011, the Company issued 400,000 shares  (12,000,000 post split shares) shares of common stock for cash proceeds of $8,000 at $0.02 per share.

On October 2, 2013 the Company received approval from FINRA to affect a thirty-to-one forward split. The statement of stockholders equity has been updated to reflect this change since inception.

The Company has 200,000,000, $0.001 par value shares of common stock authorized. There were 108,000,000 shares (post split) of common stock issued and outstanding as of November 30, 2013 and 2012.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of November 30, 2013, the Company had net operating loss carry forwards of approximately $43,414 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$25,711	16,609
Less: valuation allowance	(25,711)	(16,609)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$8,742	5,647
Less: valuation allowance	(8,742)	(5,647)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,414 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 30, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mykola Ogir 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada	60	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer
Oksana Oleksenko	36	Treasurer
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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on December 28, 2010 until November 30, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Mykola Ogir	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
Oksana Oleksenko	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of November 30, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mykola Ogir 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada Oksana Oleksenko 1005-63 Callowhill Dr. Toronto, ON, M9R 3L6 Canada	60,000,000 shares of common stock (director) 2,400,000 shares of common stock (executive officer)	55,6% 2,2%

The percent of class is based on 108,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30 2013, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended November 30, 2011, February 28, 2012, and May 31, 2012.

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

KOLASCO CORP.
Dated: February 27, 2014	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer