Form 10-Q
period 2014-02-28
KOLASCO CORP
filed 2014-04-16
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 16, 2014
Common Stock: $0.001	108,000,000

2 | Page

3 | Page

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET
ASSETS	February 28, 2014 (unaudited)	November 30, 2013

Current Assets
Cash	$3,955	6,474

Total Current Assets	3,955	6,474

Fixed Assets
Property and Equipment, Net	175	260

Total Assets	$4,130	6,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Related party loan - shareholder	$27,888	27,888

Total Liabilities	27,888	27,888

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,000,000 shares issued and outstanding, respectively	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit accumulated during the development stage	(45,758)	(43,154)

Total Stockholders’ Equity (Deficit)	(23,758)	(21,154)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,130	6,734

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations (Unaudited)

	Three months ended	Three months ended	Period from December 28, 2010 (inception) through
	February 28, 2014	February 28, 2013	February 28, 2014
Revenues	$-	-	800

Expenses
Depreciation expense	85	85	850
General and Administrative	19	407	2,807
Professional Fees	2,500	19,800	42,901

Total Expense	2,604	20,292	46,558

LOSS FROM OPERATIONS	(2,604)	(20,292)	(45,758)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,604)	(20,292)	(45,758)

Basic and diluted net loss per common share	$-	-	-

Weighted-average number of common shares outstanding	108,000,000	108,000,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Period from December 28, 2010 (inception) to February 28, 2014
Cash flows from operating activities:
Net loss	$(2,604)	(20,292)	(45,758)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85	85	850

Net cash used in operating activities	(2,519)	(20,207)	(44,908)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(1,025)

Net cash used in investing activities	-	-	(1,025)

Cash flows from financing activities:
Proceeds from notes payable – related party	-	18,940	27,888
Common stock issued for cash	-	-	22,000

Net cash provided by financing activities	-	18,940	49,888

Net increase (decrease) in cash	(2,519)	(1,267)	3,955

Cash, beginning of the period	6,474	4,930	-
Cash, end of the period	$3,955	3,663	3,955

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

7 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (UNAUDITED)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 audited financial statements.  The results of operations for the periods ended February 28, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company has had minimal historical revenues and currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

8 | Page

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,474 of cash as of November 30, 2013 and $3,955 of cash as of February 28, 2014.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided persuasive evidence of an arrangement exists, price is fixed or determinal and collection is reasonably assured. The Company did not recognize any revenue during the three months ended February 28, 2014 and February 28, 2013, respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014 and February 28, 2013, respectively..

Recent Accounting Pronouncements

Kolasco Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – RELATED PARTY LOAN - SHAREHOLDER

During the period from Inception to February 28, 2014, a shareholder loaned $27,888 to fund Company operations.  No additional funds were loaned to the Company during the period ended February 28, 2013, leaving an ending balance in related party payables of $27,888.  The loan is unsecured, non-interest bearing and is due on demand.

NOTE 6 – COMMON STOCK

9 | Page

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

The Company has 200,000,000, $0.001 par value shares of common stock authorized. There were 108,000,000 shares (post split) of common stock issued and outstanding as of February 28, 2014 and 2013.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2014 through to date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

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

Human translation will be done initially by our director, Mr. Mykola Ogir. As our business expands, we plan to hire additional translation experts. They will be selected based on their knowledge of multiple languages as well as their experience in the translation industry.

For machine translation we have purchased and will use MT PROMPT SYSTEM PR90PROFEGIGBS 9.0 software.  PROMPT (www.prompt.com) is a provider of automated translation software, with offices in the US, Germany and Russia.

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

11 | Page

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

12 | Page

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

Three Months Period Ended February 28, 2014 and 2013

Our net loss for the three months period ended February 28, 2014 was $2,604 compared to $20,929 for the three months ended February 28, 2013.  During the three months periods ended February 28, 2014 and 2013 we did not generated any revenues.

13 | Page

During the three month period ended February 28, 2014, our operating expenses were general and administrative expenses of $19, professional fees of $2,500, and depreciation expense of $85. The weighted average number of shares outstanding was 108,000,000 for the three months period ended February 28, 2014.  During the three months period ended February 28, 2013, our operating expenses were general and administrative expenses of $407, professional fees of $19,800 and depreciation expense of $85.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2014

As of February 28, 2014, our total assets were $4,130 compared to $6,734 at November 30, 2013. Total assets were comprised of cash and cash equivalents and property and equipment. As of February 28, 2014, our current liabilities were $27,888. Our stockholders’ deficit was $ (23,758) as of February 28, 2014 compared to stockholders' deficit of $ (21,154) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Three months period ended February 28, 2014, net cash flows used in operating activities was $2,519. For the Three months period ended February 28, 2013, net cash flows used in operating activities was $20,207. For the period from inception (December 28, 2010) to February 28, 2014, net cash flows from operating activities was $44,908.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the Three months period ended February 28, 2013, net cash provided by financing activities was $18,940 received from related party advances. For the period from inception (December 28, 2010) to February 28, 2014, net cash provided by financing activities was $49,888 received from proceeds from issuance of common stock and related party advances.

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

14 | Page

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm’s audit opinion accompanying our November 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kolasco Corp.
Dated: April 16, 2014	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

15 | Page