Form 10-Q
period 2014-05-31
KOLASCO CORP
filed 2014-07-14
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X  ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2014
Common Stock: $0.001	108,000,000

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET
ASSETS	May 31, 2014 (unaudited)	November 30, 2013

Current Assets
Cash	$1,223	6,474

Total Current Assets	1,223	6,474

Fixed Assets
Property and Equipment, Net	90	260

Total Assets	$1,313	6,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Related party loan - shareholder	$27,888	27,888

Total Liabilities	27,888	27,888

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,000,000 shares issued and outstanding, respectively	3,600	3,600
Additional paid-in capital	18,400	18,400
Deficit accumulated during the development stage	(48,575)	(43,154)

Total Stockholders’ Equity (Deficit)	(26,575)	(21,154)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,313	6,734

The accompanying notes are an integral part of these condensed financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended	Period from December 28, 2010 (inception) through
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
Revenues	$-	$-	$-	$-	$800

Expenses
Depreciation expense	85	90	170	170	935
General and Administrative	573	46	592	456	3,380
Professional Fees	2,159	2,423	4,659	22,223	45,060

Total Expense	2,817	2,559	5,421	22,849	49,375

LOSS FROM OPERATIONS	(2,817)	(2,559)	(5,421)	(22,849)	(48,375)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,817)	(2,559)	(5,421)	(22,849)	(48,575)

Basic and diluted net loss per common share	$-	-	-	-	-

Weighted-average number of common shares outstanding	108,000,000	108,000,000	108,000,000	108,000,000

The accompanying notes are an integral part of these condensed financial statements.

KOLASCO CORP. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended May 31, 2014	Six Months Ended May 31, 2013	Period from December 28, 2010 (inception) to May 31, 2014
Cash flows from operating activities:
Net loss	$(5,421)	(22,849)	(48,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	170	170	935

Net cash used in operating activities	(5,251)	(22,679)	(47,640)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(1,025)

Net cash used in investing activities	-	-	(1,025)

Cash flows from financing activities:
Proceeds from notes payable – related party	-	18,940	27,888
Common stock issued for cash	-	-	22,000

Net cash provided by financing activities	-	18,940	49,888

Net increase (decrease) in cash	(5,251)	(3,739)	1,223

Cash, beginning of the period	6,474	4,930	-
Cash, end of the period	$1,223	1,192	1,223

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$ -	$ -
Income Taxes	$-	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Kolasco Corp.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

May 31, 2014

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended May 31, 2013 and 2014 are not necessarily indicative of the operating results for the full years.

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

MAY 31, 2014 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,474 of cash as of November 30, 2013 and $1,223 of cash as of May 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

Recent Accounting Pronouncements

Kolasco Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Jobs Act Provisions

We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements August not be comparable to companies that comply with public company effective date.

5 | Page

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to May 31, 2014, a shareholder loaned $27,888  to fund Company operations.  No additional funds were loaned to the Company during the period ended May 31, 2014, leaving an ending balance in related party payables of $27,888 .  The loan is unsecured, non-interest bearing and is due on demand.

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

The Company has 200,000,000, $0.001 par value shares of common stock authorized. There were 108,000,000 shares (post split) of common stock issued and outstanding as of May 31, 2014 and 2013.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2014 through to date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive office is located at 1005-63 Callowhill Dr., Toronto, ON, M9R 3L6. Canada. Our telephone number is (416) 249 0334, and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on December 28, 2010. Our fiscal year end is November 30.

PRODUCT

Products/Services

We offer our clients translation and interpretation services in various fields, such as business, economics, marketing, advertising and science issues.  Initially, we will concentrate our services in the following four languages:

Supported Languages:

•

English to Spanish : Spanish to English

•

English to Russian : Russian to English

•

English to Ukrainian : Ukrainian to English

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

7 | Page

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

2-way Email Translation

Many email translation solutions are often restricted to one-way communication.  We are going to act as the translation engine, through which our client emails passes on the way to and from over sea's correspondents.

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

•

Business negotiations

•

Depositions

•

Trials

•

Conferences

•

Teleconferences

•

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

Contract for Translation Services

We have executed a Contract for Translation Services with Eastern European Company Apikosmetic Ltd based in Kiev, Ukraine (www.apic.com.ua/ ). This company is in Cosmetic product distributor and is in a process of expanding its target market to Europe and North America. Under the terms of the agreement we will provide Apikosmetic with translation and interpretation service from Ukrainian and Russian into English and vice versa.  Other material terms of the agreement are as follows:

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

Website Marketing Strategy

We plan to develop a website to market and display our services. To accomplish this, we plan to contract an independent web designing company. Our website will describe our services in detail, show our contact information, and include some general information and description of our services.

9 | Page

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

Representative Calls and Live Interpretations have a base rate of $1.5 per minute plus country surcharge per minute. Examples: an interpretation call from Europe to US would cost $1.5 per minute basic + $0.3 per minute surcharge = $1.8 per minute total; a call between Canada and Argentina would cost $1.5 per minute basic + $0.5 per minute surcharge = $2.0 per minute total.

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

Six Months Period Ended May 31, 2013 and 2014

Our net loss for the six months period ended May 31, 2013 was $23,279 and $5,421 for the six months ended May 31, 2014.  During the six  month periods ended May 31, 2013 and 2014 we have not generated any revenue.

During the six months period ended May 31, 2013, our operating expenses were general and administrative expenses $456, professional fees of $22,223, and depreciation expense $170. The weighted average number of shares outstanding was 108,000,000 for the six months period ended May 31, 2014.  During the six months period ended May 31, 2014, our operating expenses were general and administrative expenses $592, professional fees of $ 4,659, and depreciation expense $170.

Liquidity and Capital Resources

Six Months Period Ended May 31, 2014

As at May 31, 2014, our total assets were $1,313 compared to $6,734 as at November 30, 2013. Total assets were comprised of  cash and Furniture and Fixtures. As at May 31, 2014, and as at November 30, 2013, our current liabilities were $27,888. Stockholders’ equity was $ (26,575) as of May 31, 2014 compare to stockholders' equity of $ (21,154) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended May 31, 2014, net cash flows used in operating activities was $(5,251) and for the six months period ended May 31, 2013 net cash flows used in operating activities was $(22,679). For the period from inception (December 28, 2010) to May 31, 2014, net cash flows from operating activities was $(47,640).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended May 31, 2013, net cash provided by financing activities was $18,940. For the period from inception (December 28, 2010) to May 31, 2014, net cash provided by financing activities was $49,888 received from proceeds from issuance of common stock.

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

Going Concern

The independent auditors' review report accompanying our May 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kolasco Corp.
Dated: July 14, 2014	By: /s/ Mykola Ogir
Mykola Ogir, President and Chief Executive Officer and Chief Financial Officer

13 | Page