Form 10-Q
period 2014-08-31
KOLASCO CORP
filed 2014-10-22
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

 3160 S Valley View Blvd, Suite 108-122

Las Vegas, Nevada, 89102-8316

(702) 403-0743

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 21, 2014
Common Stock: $0.001	108,000,000

KOLASCO CORP. CONDENSED BALANCE SHEET
ASSETS	August 31, 2014 (unaudited)	November 30, 2013

Current Assets
Cash	$694	6,474

Total Current Assets	694	6,474

Fixed Assets
Property and Equipment, Net	-	260

Total Assets	$694	6,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Related party loan - shareholder	$29,058	27,888

Total Liabilities	29,058	27,888

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,000,000 shares issued and outstanding, respectively	108,000	108,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(136,364)	(129,154)

Total Stockholders’ Equity (Deficit)	(28,364)	(21,154)

Total Liabilities and Stockholders’ Equity (Deficit)	$694	6,734

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

KOLASCO CORP.

Condensed Statement of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenues	$ -	$-	$-	$-

Expenses
Depreciation expense	85	85	261	255
General and Administrative	24	40	616	171
Professional Fees	1,675	1,306	6,334	23,854

Total Expense	1,784	1,431	7,211	24,280

LOSS FROM OPERATIONS	(1,784)	(1,431)	(7,211)	(24,280)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (1,784)	$(1,431)	$(7,211)	$(24,280)

Basic and diluted net loss per common share	$ (0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding	108,000,000	108,000,000	108,000,000	108,000,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

Kolasco Corp.

Condensed Statements of  Cash Flows

(unaudited)

	Nine Months Ended August 31, 2014	Nine Months Ended August 31, 2013
Cash flows from operating activities:
Net loss	$(7,211)	(24,280)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	261	255

Net cash used in operating activities	(6,950)	(24,025)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable – related party	1,170	21,915
Common stock issued for cash	-	-

Net cash provided by financing activities	1,170	21,195

Net increase (decrease) in cash	(5,780)	(2,110)

Cash, beginning of the period	6,474	4,930
Cash, end of the period	$694	2,820

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	-
Income Taxes	$-	-

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

Kolasco Corp.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

August 31, 2014 (unaudited)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2013 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,474 of cash as of November 30, 2013 and $694 of cash as of August 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

7 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company did not recognize any revenue as of August 31, 2014.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

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

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to August 31, 2014, a shareholder loaned $29,058  to fund Company operations.  No additional funds were loaned to the Company during the period ended August 31, 2014, leaving an ending balance in related party payables of $29,058 .  The loan is unsecured, non-interest bearing and is due on demand.

8 | Page

KOLASCO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014(UNAUDITED)

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

The Company has 200,000,000, $0.001 par value shares of common stock authorized. There were 108,000,000 shares (post split) of common stock issued and outstanding as of August 31, 2014 and 2013.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2014 through to date this report was issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive office is located at 3160 S Valley View Blvd, Suite 108-122 Las Vegas, Nevada, 89102-8316

. Our telephone number is (702) 403-0743 , and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on December 28, 2010. Our fiscal year end is November 30.

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

10 | Page

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

11 | Page

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

Nine Months Period Ended August 31, 2013 and 2014

Our net loss for the nine months period ended August 31, 2013 was $24,280 and $7,221 for the nine months ended August 31, 2014.  During the nine  month periods ended August 31, 2013 and 2014 we have not generated any revenue.

During the nine months period ended August 31, 2013, our operating expenses were general and administrative expenses $171, professional fees of $23,854, and depreciation expense $255. The weighted average number of shares

13 | Page

outstanding was 108,000,000 for the nine months period ended August 31, 2014.  During the nine months period ended August 31, 2014, our operating expenses were general and administrative expenses $616, professional fees of $ 6,334, and depreciation expense $261.

Liquidity and Capital Resources

Nine Months Period Ended August 31, 2014

As at August 31, 2014, our total assets were $694 compared to $6,734 as at November 30, 2013. Total assets were comprised of  cash. As at August 31, 2014, our current liabilities were $29,058. Stockholders’ equity was $ (28,364) as of August 31, 2014 compare to stockholders' equity of $ (21,154) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended August 31, 2014, net cash flows used in operating activities was $(6,950) and for the nine months period ended August 31, 2013 net cash flows used in operating activities was $(24,025).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2014, net cash provided by financing activities was $1,170 and for the nine months period ended may 31, 2013, net cash provided by financing activities was $21,195.

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

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

Kolasco Corp.
Dated: October 21, 2014	By: /s/ Yuriy Turchynskyy
Yuriy Turchynskyy, Director

16 | Page