Form 10-Q/A
period 2014-08-31
KOLASCO CORP
filed 2014-12-18
CIK 1542261

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170091

KOLASCO CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Foration or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 33-1221962 (IRS Employer Identification Number)

2360 Corporate Circle Ste 400

Henderson, Nevada, 89074-7722

(702) 403-0743

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 8, 2014
Common Stock: $0.001	108,000,000

Explanatory Note

This amendment corrects certain errors which were contained within the prior filing dated 10/22/14. Specifically, this amendment corrects the following items:

-- The Certification Pursuant to 18 U.S.C. Section 1350 and 302 Certification are now correctly signed by the current CEO (the previous filing had incorrectly listed the outgoing CEO as the signer of both documents).

-- This 10Q amendment is now signed by the CEO rather than the Director.

-- The executive office address has been updated and corrected to Henderson, Nevada USA.

KOLASCO CORP.

FORM 10-Q

August 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

	SIGNATURES	18

KOLASCO CORP. CONDENSED BALANCE SHEET

ASSETS	August 31, 2014 (unaudited)	November 30, 2013

Current Assets
Cash	$ 694	$ 6,474

Total Current Assets	694	6,474

Fixed Assets
Property and Equipment, Net	-	260

Total Assets	$ 694	$ 6,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Related party loan - shareholder	$ 29,058	$ 27,888

Total Liabilities	29,058	27,888

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,000,000 shares issued and outstanding, respectively	108,000	108,000
Additional paid-in capital	-	-
Accumulated deficit	(136,364)	(129,154)

Total Stockholders’ Equity (Deficit)	(28,364)	(21,154)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 694	$ 6,734

The accompanying notes are an integral part of these condensed financial statements.

KOLASCO CORP.

Condensed Statement of Operations

(unaudited)

	Three Months ended August 31, 2014	Three Months ended August 31, 2013	Nine months ended August 31, 2014	Nine months ended August 31, 2013
Revenues	-	-	-	-

Expenses
Depreciation	85	85	261	255
General and Administrative	24	40	616	171
Professional Fees	1,675	1,306	6,334	23,854

Total Expense	1,784	1,431	7,211	24,280

LOSS FROM OPERATIONS	(1,784)	(1,431)	(7,211)	(24,280)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,784)	(1,431)	(7,211)	(24,280)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted-average number of common shares outstanding	108,000,000	108,000,000	108,000,000	108,000,000

The accompanying notes are an integral part of these condensed financial statements.

Kolasco Corp.

Condensed Statements of  Cash Flows

(unaudited)

	Nine Months Ended August 31, 2014	Nine Months Ended August 31, 2013
Cash flows from operating activities:
Net loss	$ (7,211)	$ (24,280)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	261	255

Net cash used in operating activities	(6,950)	(24,025)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable – related party	1,170	21,915
Common stock issued for cash	-	-

Net cash provided by financing activities	1,170	21,195

Net increase (decrease) in cash	(5,780)	(2,110)

Cash, beginning of the period	6,474	4,930
Cash, end of the period	$ 694	$ 2,820

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

NOTE 5 – RELATED PARTY PAYABLES

During the period from Inception to August 31, 2014, a shareholder loaned $29,058 to fund Company operations.  No additional funds were loaned to the Company during the period ended August 31, 2014, leaving an ending balance in related party payables of $29,058.  The loan is unsecured, non-interest bearing and is due on demand.

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

Our principal executive office is located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. Our telephone number is (702) 403-0743 , and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on December 28, 2010. Our fiscal year end is November 30.

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

Human translation will be done initially by translation experts. They will be selected based on their knowledge of multiple languages as well as their experience in the translation industry.

•

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

Contract for Translation Services

We have executed a Contract for Translation Services with Eastern European Company Apikosmetic Ltd based in Kiev, Ukraine (www.apic.com.ua/). This company is in Cosmetic product distributor and is in a process of expanding its target market to Europe and North America. Under the terms of the agreement we will provide Apikosmetic with translation and interpretation service from Ukrainian and Russian into English and vice versa.  Other material terms of the agreement are as follows:

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

Three Months Period Ended August 31, 2013 and 2014

Our net loss for the three months period ended August 31, 2013 was $1,431 and $1,784 for the nine months ended August 31, 2014.  During the three month periods ended August 31, 2013 and 2014 we have not generated any revenue.

During the three months period ended August 31, 2013, our operating expenses were general and administrative expenses $40, professional fees of $1,306, and depreciation expense $85. The weighted average number of shares outstanding was 108,000,000 for the nine months period ended August 31, 2014.  During the three months period ended August 31, 2014, our operating expenses were general and administrative expenses $24, professional fees of $ 1,675, and depreciation expense $85.

Nine Months Period Ended August 31, 2013 and 2014

Our net loss for the nine months period ended August 31, 2013 was $24,280 and $7,221 for the nine months ended August 31, 2014.  During the nine  month periods ended August 31, 2013 and 2014 we have not generated any revenue.

During the nine months period ended August 31, 2013, our operating expenses were general and administrative expenses $171, professional fees of $23,854, and depreciation expense $255. The weighted average number of shares outstanding was 108,000,000 for the nine months period ended August 31, 2014.  During the nine months period ended August 31, 2014, our operating expenses were general and administrative expenses $616, professional fees of $ 6,334, and depreciation expense $261.

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

Kolasco Corp.
Dated: December 18, 2014	By: /s/ Bruce Farmer
Bruce Farmer, Chief Executive Officer